Form 10QSB
period 2004-07-31
MODENA 5 INC
filed 2004-09-15
CIK 1271079

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended July 31, 2004

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


Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of Setpember 14, 2004: 100,000 shares of common stock.

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

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K

Signature

Item 1. Financial Information
-----------------------------

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended July 31, 2004 are not necessarily indicative of results that may be expected for the year ending October 31, 2004. The financial statements are presented on the accrual basis.

                                 MODENA 5, INC.


                              FINANCIAL STATEMENTS







                               AS OF JULY 31, 2004
                     AND FROM INCEPTION (NOVEMBER 18, 2003)
                              THROUGH JULY 31, 2004




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

                                 MODENA 5, INC.
                                  BALANCE SHEET
                               As of July 31, 2004


                                     ASSETS


     CURRENT ASSETS                                                  JULY 31, 2004

             Cash                                                       $    (0)
                                                                        --------




                           TOTAL ASSETS                                 $    (0)
                                                                        ========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

     CURRENT LIABILITIES

         Accrued expenses                                               $ 1,250
                                                                        --------

                           TOTAL LIABILITIES                              1,250

     STOCKHOLDER'S EQUITY

       Common Stock - par value $0.001;
         100,000,000 shares authorized;
         100,000 issued and outstanding                                     100

       Additional paid in capital                                             0

       Accumulated Deficit                                               (1,350)
                                                                        --------

       Total stockholder's equity                                        (1,250)
                                                                        --------


           TOTAL LIABILITIES AND EQUITY                                 $    (0)
                                                                        ========




   The accompanying notes are an integral part of these financial statements.

                                 MODENA 5, INC.
                             STATEMENT OF OPERATIONS
                  For the nine months ended July 31, 2004, and
             from inception (November 18, 2003) through July 31,2004



                                                    Nine Months          From Inception to
                                                   July 31, 2004          July 31, 2004
     SALES                                           $         0           $         0
     COST OF SALES                                             0                     0
                                                     -----------           -----------

     GROSS PROFIT                                              0                     0

     GENERAL AND ADMINISTRATIVE EXPENSES                   1,350                 1,350
                                                     -----------           -----------

     NET LOSS                                             (1,350)               (1,350)

     ACCUMULATED DEFICIT, BEGINNING BALANCE                    0                     0
                                                     -----------           -----------

     ACCUMULATED DEFICIT, ENDING BALANCE             $    (1,350)          $    (1,350)
                                                     ===========           ===========


NET EARNINGS PER SHARE

         Basic and Diluted
         Net loss per share                       (Less than .01)

Basic and Diluted Weighted Average
    Number of Common Shares Outstanding                  100,000





   The accompanying notes are an integral part of these financial statements.

                                    MODENA 5, INC.
                             STATEMENT OF OPERATIONS
                     For the three months ended July 31, 2004



                                                                  Three Months
                                                                 July 31, 2004


     SALES                                                       $         0
     COST OF SALES                                                         0
                                                                 ------------

     GROSS PROFIT                                                          0

     GENERAL AND ADMINISTRATIVE EXPENSES                                 250
                                                                 ------------

     NET LOSS                                                           (250)
                                                                 ============


The accompanying notes are an integral part of these financial statements.

                                 MODENA 5, INC.
                        STATEMENT OF STOCKHOLDER'S EQUITY
            From inception (November 18, 2003) through July 31, 2004


                              SHARES          COMMON STOCK     ACCUMULATED DEFICIT       TOTAL
                           -------------      -------------     -----------------     ------------
Stock issued on acceptance
   Of incorporation expenses
   November 18, 2003          100,000           $ 100           $          0            $    100

Net loss                                                              (1,350)             (1,350)
                            ------------       ------------      ----------------      ------------

Total at July 31, 2004        100,000           $ 100           $     (1,350)           $ (1,250)
                            =============      =============      ===============      ============






   The accompanying notes are an integral part of these financial statements.

                                 MODENA 5, INC.
                            STATEMENT OF CASH FLOWS
                  For the nine months ended July 31, 2004 and
            from inception (November 18, 2003) through July 31, 2004

                                                                                  From
CASH FLOWS FROM OPERATING ACTIVITIES                        July 31,2004        Inception

             Net income (loss)                                 $(1,350)          $(1,350)

             Increases (Decrease) in accrued expenses            1,250             1,250
                                                               -------           -------

NET CASH PROVIDED OR (USED) IN OPERATIONS                         (100)             (100)

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                         0                 0

CASH FLOWS FROM FINANCING ACTIVITIES

        Stock issued on incorporation expenses                     100               100

CASH RECONCILIATION

        Net increase (decrease) in cash                              0                 0
        Beginning cash balance                                       0                 0
                                                               -------           -------

CASH BALANCE AT END OF PERIOD                                  $     0           $     0
                                                               =======           =======





   The accompanying notes are an integral part of these financial statements.

                                  MODENA 5, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.   Summary of significant accounting policies:
     ------------------------------------------

Industry:
--------
Modena 5, Inc. (the Company), a Company incorporated in the state of Delaware as of November 18, 2003, plans to locate and negotiate with a business entity for the combination of that target company with The Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that The Company will be successful in locating or negotiating with any target company.

The Company has been formed to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

The Company has adopted its fiscal year end to be October 31.

Results of Operations and Ongoing Entity:
----------------------------------------
The Company is considered to be an
ongoing entity. The Company's shareholders fund any shortfalls in The Company's cash flow on a day to day basis during the time period that The Company is in the development stage.

Liquidity and Capital Resources:
-------------------------------
In addition to the stockholder funding capital shortfalls; The Company anticipates interested investors that intend to fund the Company's growth once a business is located.

Cash and Cash Equivalents:
-------------------------
The Company considers cash on hand and amounts on deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents.

Basis of Accounting:
-------------------
The Company's financial statements are prepared in accordance with generally accepted accounting principles.

Income Taxes:
------------
The Company utilizes the asset and liability method to measure and record deferred income tax assets and liabilities. Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At this time, The Company has set up an allowance for deferred taxes as there is no company history to indicate the usage of deferred tax assets and liabilities.

Fair Value of Financial Instruments:
-----------------------------------
The Company's financial instruments may include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and liabilities to banks and shareholders. The carrying amount of long-term debt to banks approximates fair value based on interest rates that are currently available to The Company for issuance of debt with similar terms and remaining maturities. The carrying amounts of other financial instruments approximate their fair value because of short-term maturities.

Concentrations of Credit Risk:
-----------------------------
Financial instruments which potentially expose The Company to concentrations of credit risk consist principally of operating demand deposit accounts. The Company's policy is to place its operating demand deposit accounts with high credit quality financial institutions. At this time The Company has no deposits that are at risk.

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

Results of Operation
--------------------

The Company did not have any operating income from inception (November 18, 2003) through July 31, 2004. For the quarter ended July 31, 2004, the registrant recognized a net loss of $250. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources
-------------------------------

At July 31, 2004 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

                                           MODENA 5 INC.
                                           Registrant


Date: September 14, 2004                   By: /s/ Christopher Penner
                                           -----------------------------------
                                           Christopher Penner
                                           President, Chief Executive Officer,
                                           Chief Financial Officer